Form 10-Q
period 2021-09-30
Crucible Acquisition Corp
filed 2021-11-15
CIK 1825497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November xx, 2021, 25,875,000 shares of Class A common stock, par value $0.0001 per share, and 6,468,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

CRUCIBLE ACQUISITION CORPORATION
September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
CRUCIBLE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$292,280	$17,852
Prepaid expenses	276,433	—

Total current assets	568,713	17,852
Investments held in Trust Account	258,823,060	—
Deferred offering costs	—	275,461

Total Assets	$259,391,773	$293,313

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$51,954	$—
Accrued expenses	310,502	190,049
Franchise tax payable	146,932	581
Notes payable- related party	—	80,000

Total current liabilities	509,388	270,630
Derivative warrant liabilities	11,200,260	—
Working capital loan - related party	1,974,010	—
Deferred underwriting commissions	9,056,250	—

Total Liabilities	22,739,908	270,630

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,875,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	258,750,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(22,098,782)	(2,317)

Total stockholders’ equity (deficit)	(22,098,135)	22,683

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$259,391,773	$293,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from September 16, 2020 (inception) through September 30, 2020
General and administrative expenses	$294,196	$3,185,150	$1,118
General and administrative expenses- related party	60,000	180,000	—
Franchise tax expenses	49,864	146,352	111

Loss from operations	(404,060)	(3,511,502)	(1,229)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,012,570	10,550,990	—
Change in fair value of working capital loan - related party	25,990	25,990	—
Offering costs associated with derivative warrant liabilities	—	(839,670)	—
Income from investments held in Trust Account	23,327	73,060	—

Net income before income taxes	2,657,827	6,298,868	(1,229)
Income tax expense	—	—	—

Net income	$2,657,827	$6,298,868	$(1,229)

Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	25,306,319	—

Basic and diluted net income per share, Class A common stock	$0.08	$0.20	$(0.00)

Weighted average shares outstanding of Class B common stock, basic	6,468,750	6,450,138	5,625,000

Basic net income per share, Class B common stock	$0.08	$0.20	$(0.00)

Weighted average shares outstanding of Class B common stock, diluted	6,468,750	6,468,750	6,468,750

Diluted net income per share, Class B common stock	$0.08	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021

						Accumulated Deficit
	Common Stock						Total Stockholders’ Equity (Deficit)
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,353)	(28,395,333)	(28,419,686)
Net income	—	—	—	—	—	1,873,078	1,873,078

Balance - March 31, 2021 (unaudited)	—	—	6,468,750	647	—	(26,524,572)	(26,523,925)
Net income	—	—	—	—	—	1,767,963	1,767,963

Balance - June 30, 2021 (unaudited)	—	—	6,468,750	647	—	(24,756,609)	(24,755,962)
Net income	—	—	—	—	—	2,657,827	2,657,827

Balance - September 30, 2021 (unaudited)	—	$—	6,468,750	$647	$—	$(22,098,782)	$(22,098,135)

For The Period From September 16, 2020 (Inception) Through September 30, 2020

						Accumulated Deficit
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - September 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(1,229)	(1,229)

Balance - September 30, 2020 (unaudited)	—	$—	6,468,750	$647	$24,353	$(1,229)	$23,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the period from September 16, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,298,868	$(1,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(73,061)	—
Change in fair value of derivative warrant liabilities	(10,550,990)	—
Change in fair value of working capital loan - related party	(25,990)	—
Offering costs associated with derivative warrant liabilities	839,670	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(276,433)	—
Accounts payable	51,954	—
Accrued expenses	233,766	1,118
Franchise tax payable	146,352	111

Net cash used in operating activities	(3,355,864)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(258,750,000)	—

Net cash used in investing activities	(258,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of note payable to related party	(80,000)	—
Proceeds received from initial public offering, gross	258,750,000	—
Proceeds received from private placement	7,175,000	—
Working capital loan - related party	2,000,000	—
Offering costs paid	(5,464,708)	—

Net cash provided by financing activities	262,380,292	25,000

Net increase in cash	274,428	25,000
Cash - beginning of the period	17,852	—

Cash - end of the period	$292,280	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$75,000	$84,790
Reversal of accrued offering cost	$188,313	$—
Deferred underwriting commissions in connection with the initial public offering	$9,056,250	$—
The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
of Organization and Business Operations
Crucible Acquisition Corporation (the “Company”) is a blank check company incorporated in Delaware on September 16, 2020, for the purpose of effecting a business combination (“Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 16, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the

form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Sponsor and the Company’s officers and directors (the “Initial Stockholders”) agreed not to propose an amendment to the Amended and Restated Certificate of Incorporation to modify the substance or timing of the Company’s obligation to redeem 100% of the Public Shares if the Company does not complete a Business Combination within 24 months from the closing of initial public offering (the “Combination Period”) or with respect to any other material provisions relating to stockholders’ rights or pre-initial
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
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims (i) by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or (ii) a

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of
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
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $292,000 in its operating bank account and a working capital of approximately $206,000 (not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, approximately $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $1.98 million on the accompanying unaudited condensed balance sheets.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the final prospectus and the Current Report on Form
8-K
filed by the Company with the SEC on January 6, 2021 and January 13, 2021, respectively.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A common stock subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity, or total stockholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A common stock as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A common stock at the Initial Public Offering resulted in a decrease of approximately $5.9 million in additional paid-in
capital and an increase of approximately $28.4 million to accumulated deficit, as well as a reclassification of 3,425,875 shares of Class A common stock from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form
8-K
filed with the SEC on January 13, 2021 and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.
The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $31.5 million and $29.8 million, respectively, from total stockholders’ equity to Class A common stock subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company also revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

or
subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021,
 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of common stock:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic net income per common stock:
Numerator:
Allocation of net income	$2,126,262	$531,565	$5,019,477	$1,279,390
Denominator:
Basic weighted average common stock outstanding	25,875,000	6,468,750	25,306,319	6,450,138

Basic net income per common stock	$0.08	$0.08	$0.20	$0.20

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Diluted net income per common stock:
Numerator:
Allocation of net income	$2,126,262	$531,565	$5,016,548	$1,282,320
Denominator:
Diluted weighted average common stock outstanding	25,875,000	6,468,750	25,306,319	6,468,750

Diluted net income per common stock	$0.08	$0.08	$0.20	$0.20

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no
unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense.
No
amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the shares of Class A common stock equals or exceeds $
12.00
per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20
-trading
days within any
30
-trading
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
The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of September 30, 2021, approximately $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $1.98 million on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provides, commencing on the effective date of the prospectus for the Initial Public Offering and through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agrees to pay the Sponsor a total of $20,000 per month for administrative and support services.
The Company’s officers or directors will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial Business Combination. For the three and nine months ended September 30, 2021, the Company incurred expenses of $60,000 and $180,000 under this agreement, respectively. As of September 30, 2021 and December 31, 2020, the Company had no accrued amounts for services in connection with such agreement on the accompanying condensed balance sheets.
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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2021, there were 25,875,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.
The Class A common stock subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross proceeds from Initial Public Offering	$258,750,000
Less:
Fair value of Public Warrants at issuance	(14,576,250)
Offering costs allocated to Class A common stock subject to possible redemption	(13,843,436)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,419,686

Class A common stock subject to possible redemption	$258,750,000

Note 7—Stockholders’ Equity
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
Preferred Stock
— Voting
and other rights and preferences may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class
 A Common Stock
—
As of September 30, 2021, there were 25,875,000 shares of Class A common stock issued and outstanding. As of September 30, 2021, there were 25,750,000 Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6). As of December 31, 2020, there was no Class A common stock issued or outstanding.
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 6,468,750 shares of Class B common stock issued and outstanding (see Note 4).
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
basi
s, 20% of the sum of all shares of common stock issued and outstanding upon the completion of the Initial Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination, excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination.
Note 8—Warrants
As of September 30, 2021, the Company had 8,625,000

Public Warrants and
4,783,333
Private Placement Warrants outstanding. There were
no
warrants outstanding as of December 31, 2020.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual fund	$258,823,060	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$7,203,570	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,996,690	$—
Working capital loan - related party	$—	$—	$1,974,010
As of December 31, 2020, there are no assets or liabilities that are measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the three and nine months ended September 30, 2021.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	21,751,250
Transfer of Public Warrants to Level 1	(14,576,250)
Change in fair value of derivative warrant liabilities	(478,330)

Derivative warrant liabilities at March 31, 2021	6,696,670
Transfer of Private Placement Warrants to Level 2	(6,696,670)

Derivative warrant liabilities at June 30, 2021	—

Derivative warrant liabilities at September 30, 2021	$—

The change in the fair value of the working capital loan – related party, measured using Level 3 inputs, for the three and nine months ended September 30, 2021 is summarized as follows:

Fair value at January 1, 2021	$—
Initial fair value of working capital loan - related party	2,000,000
Change in fair value of working capital loan - related party	(25,990)

Derivative warrant liabilities at September 30, 2021	$1,974,010

Note 10—Subsequent Events
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
Liquidity and Capital Resources
As of September 30, 2021, we had cash of approximately $292,000 and working capital of approximately $206,000 (not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account).
Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the Note (Note 4). We repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended September 30, 2021, we had net income of approximately $2.7 million, which consisted of approximately a $3.0 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, a $26,000 non-operating
gain resulting from the change in fair value of the working capital loan, and approximately $23,000 of income from investments held in the Trust Account, offset by approximately $294,000 in general and administrative expenses, $60,000 in general and administrative expenses—related party, and approximately $50,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of approximately a $10.6 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, a $26,000 non-operating
gain resulting from the change in fair value of the working capital loan, and approximately $73,000 of income from investments held in the Trust Account, offset by approximately $3.2 million in general and administrative expenses, $180,000 in general and administrative expenses—related party, approximately $146,000 in franchise tax expense, and approximately $840,000 in offering costs associated with derivative warrant liabilities.
For the period from September 16, 2020 (inception) through September 30, 2020, we had net loss of approximately $1,000, which consisted of approximately $1,000 in general and administrative expenses, and franchise tax expense.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2021 is determined using binomial lattice model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30,

2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2 nd
quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in Part I, Item 1A, Risk Factors, of our Annual Report on Form
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

32.1**	Certification of Chief Executive Officer (Principal Executive and Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2021.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2021	CRUCIBLE ACQUISITION CORPORATION

	By:	/s/ James M. Lejeal
	Name:	James M. Lejeal
	Title:	Chief Executive Officer