Form 10-Q/A
period 2021-09-30
Crucible Acquisition Corp
filed 2022-02-04
CIK 1825497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of February 4, 2022
, 25,875,000 shares of Class A common stock, par value $0.0001 per share, and 6,468,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
to “we,” “us,” the “Company” or “our company” are to Crucible Acquisition Corporation, unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of Crucible Acquisition Corporation (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 15, 2021 (the “Q3 Form 10-Q”).
On November 15, 2021, the Company filed its Q3 Form
10-Q,
which included a section within Note 2, Revision of Previously Issued Financial Statements, (“Note 2”) that describes a revision to the Company’s classification of its Class A common stock subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on January 7, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A common stock as permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by revising certain previously issued financial statements to classify all Class A common stock subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A common stock subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), accumulated deficit and Class A common stock.
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously financial statements in Note 2 to its Q3 Form
10-Q.
Upon further consideration, management concluded that the misstatement was of such magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, the Company determined the change in classification of the Class A common stock and change to its presentation of earnings per share is material and it should restate its previously issued financial statements.
Therefore, on January 26, 2022, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 17, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 15, 2021 (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form
10-Q/A.
The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 to Part 1 of this filing.

CRUCIBLE ACQUISITION CORPORATION
September 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
CRUCIBLE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets:	(Unaudited)
Current assets:
Cash	$292,280	$17,852
Prepaid expenses	276,433	—

Total current assets	568,713	17,852
Investments held in Trust Account	258,823,060	—
Deferred offering costs	—	275,461

Total Assets	$259,391,773	$293,313

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$51,954	$—
Accrued expenses	310,502	190,049
Franchise tax payable	146,932	581
Notes payable- related party	—	80,000

Total current liabilities	509,388	270,630
Derivative warrant liabilities	11,200,260	—
Working capital loan - related party	1,974,010	—
Deferred underwriting commissions	9,056,250	—

Total Liabilities	22,739,908	270,630

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,875,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	258,750,000	—

Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(22,098,782)	(2,317)

Total stockholders’ equity (deficit)	(22,098,135)	22,683

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$259,391,773	$293,313

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the period from September 16, 2020 (inception) through September 30, 2020
General and administrative expenses	$294,196	$3,185,150	$1,118
General and administrative expenses- related party	60,000	180,000	—
Franchise tax expenses	49,864	146,352	111

Loss from operations	(404,060)	(3,511,502)	(1,229)
Other income (expense)
Change in fair value of derivative warrant liabilities	3,012,570	10,550,990	—
Change in fair value of working capital loan - related party	25,990	25,990	—
Offering costs associated with derivative warrant liabilities	—	(839,670)	—
Income from investments held in Trust Account	23,327	73,060	—

Net income before income taxes	2,657,827	6,298,868	(1,229)
Income tax expense	—	—	—

Net income	$2,657,827	$6,298,868	$(1,229)

Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	25,306,319	—

Basic and diluted net income per share, Class A common stock	$0.08	$0.20	$(0.00)

Weighted average shares outstanding of Class B common stock, basic	6,468,750	6,450,138	5,625,000

Basic net income per share, Class B common stock	$0.08	$0.20	$(0.00)

Weighted average shares outstanding of Class B common stock, diluted	6,468,750	6,468,750	5,625,000

Diluted net income per share, Class B common stock	$0.08	$0.20	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For The Three and Nine Months Ended September 30, 2021

						Accumulated Deficit
	Common Stock						Total Stockholders’ Equity (Deficit)
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683
Accretion of Class A common stock subject to possible redemption amount	—	—	—	—	(24,353)	(28,395,333)	(28,419,686)
Net income	—	—	—	—	—	1,873,078	1,873,078

Balance - March 31, 2021 (unaudited) (as restated, see Note 2)	—	—	6,468,750	647	—	(26,524,572)	(26,523,925)
Net income	—	—	—	—	—	1,767,963	1,767,963

Balance - June 30, 2021 (unaudited) (as restated, see Note 2)	—	—	6,468,750	647	—	(24,756,609)	(24,755,962)
Net income	—	—	—	—	—	2,657,827	2,657,827

Balance - September 30, 2021 (unaudited)	—	$—	6,468,750	$647	$—	$(22,098,782)	$(22,098,135)

For The Period From September 16, 2020 (Inception) Through September 30, 2020

						Accumulated Deficit
	Common Stock						Total Stockholders’ Equity
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount

Balance - September 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(1,229)	(1,229)

Balance - September 30, 2020 (unaudited)	—	$—	6,468,750	$647	$24,353	$(1,229)	$23,771

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the period from September 16, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$6,298,868	$(1,229)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(73,061)	—
Change in fair value of derivative warrant liabilities	(10,550,990)	—
Change in fair value of working capital loan - related party	(25,990)	—
Offering costs associated with derivative warrant liabilities	839,670	—
Changes in operating assets and liabilities:		—
Prepaid expenses	(276,433)	—
Accounts payable	51,954	—
Accrued expenses	233,766	1,118
Franchise tax payable	146,352	111

Net cash used in operating activities	(3,355,864)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(258,750,000)	—

Net cash used in investing activities	(258,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Repayment of note payable to related party	(80,000)	—
Proceeds received from initial public offering, gross	258,750,000	—
Proceeds received from private placement	7,175,000	—
Working capital loan - related party	2,000,000	—
Offering costs paid	(5,464,708)	—

Net cash provided by financing activities	262,380,292	25,000

Net increase in cash	274,428	25,000
Cash - beginning of the period	17,852	—

Cash - end of the period	$292,280	$25,000

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$75,000	$84,790
Reversal of accrued offering cost	$188,313	$—
Deferred underwriting commissions in connection with the initial public offering	$9,056,250	$—
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
Liquidity and Going Concern Considerations
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, the Company had approximately $292,000 in its operating bank account, and working capital of approximately
$206,000
(not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, approximately $2.0 million was drawn on the working capital loan -related party, presented at its fair value of approximately

$
1.98
 million on the accompanying unaudited condensed balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2023. The financial statements
do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Note 2—Basis of Presentation and Restatement of Previously Issued Financial Statements
Basis of Presentation
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
Restatement of Previously Reported Financial Statements
In the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, as filed with the SEC on November 15, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A common stock subject to redemption in temporary equity. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than
$5,000,001.
Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form
10-Qs
for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A common stock subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to the Affected Quarterly Period in this quarterly report. The previously presented Affected Quarterly Period should no longer be relied upon.
The change in the carrying value of the redeemable Class A common stock at March 31, 2021 resulted in a reclassification of approximately 3.2 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$260,258,867	$—	$260,258,867
Total liabilities	$28,032,792	$—	$28,032,792
Class A common stock subject to possible redemption	227,226,070	31,523,930	258,750,000
Preferred stock	—	—	—
Class A common stock	315	(315)	—
Class B common stock	647	—	647
Additional paid-in capital	3,128,282	(3,128,282)	—
Retained earnings (accumulated deficit)	1,870,761	(28,395,334)	(26,524,573)

Total stockholders’ equity (deficit)	$5,000,005	$(31,523,931)	$(26,523,926)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$260,258,867	$—	$260,258,867

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the three months ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$224,491,250	$(224,491,250)	$—
Change in value of Class A common stock subject to possible redemption	$2,734,820	$(2,734,820)	$—

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the carrying value of the redeemable Class A common stock at June 30, 2021 resulted in a reclassification of approximately 3.0 million Class A common stock from permanent equity to temporary equity. The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$259,884,404	$—	$259,884,404
Total liabilities	$25,890,366	$—	$25,890,366
Class A common stock subject to possible redemption	228,994,030	29,755,970	258,750,000
Preferred stock	—	—	—
Class A common stock	298	(298)	—
Class B common stock	647	—	647
Additional paid-in capital	1,360,339	(1,360,339)	—
Retained earnings (accumulated deficit)	3,638,724	(28,395,334)	(24,756,610)

Total stockholders’ equity (deficit)	$5,000,008	$(29,755,971)	$(24,755,963)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$259,884,404	$—	$259,884,404

The Company’s statement of stockholders’ equity has been restated to reflect the changes to the impacted stockholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

For the six months ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A common stock subject to possible redemption as revised	$224,491,250	$(224,491,250)	$—
Change in value of Class A common stock subject to possible redemption	$4,502,780	$(4,502,780)	$—
In connection with the change in presentation for the Class A common stock subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Previously Reported	Adjustment	As Adjusted
Three Months Ended March 31, 2021
Net income	$1,873,078	$—	$1,873,078
Weighted average shares outstanding of Class A common stock, basic and diluted	25,878,256	(1,728,256)	24,150,000
Basic and diluted earnings per share - Class A common stock	$0.00	$0.06	$0.06
Weighted average shares outstanding of Class B common stock, basic	6,409,461	3,039	6,412,500
Basic earnings per share - Class B common stock	$0.30	$(0.24)	$0.06
Weighted average shares outstanding of Class B common stock, diluted	—	6,468,750	6,468,750
Diluted earnings per share - Class B common stock	$—	$0.06	$0.06

	Earnings Per Share
	As Previously Reported	Adjustment	As Adjusted
Three Months Ended June 30, 2021
Net income	$1,767,963	$—	$1,767,963
Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	—	25,875,000
Basic and diluted earnings per share - Class A common stock	$0.00	$0.05	$0.05
Weighted average shares outstanding of Class B common stock, basic	6,468,750	—	6,468,750
Basic and diluted earnings per share - Class B common stock	$0.27	$(0.22)	$0.05

	Earnings Per Share
	As Previously Reported	Adjustment	As Adjusted
Six Months Ended June 30, 2021
Net income	$3,641,041	$—	$3,641,041
Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	(857,735)	25,017,265
Basic and diluted earnings per share - Class A common stock	$0.00	$0.12	$0.12
Weighted average shares outstanding of Class B common stock, basic	6,440,780	0	6,440,780
Basic earnings per share - Class B common stock	$0.57	$(0.45)	$0.12
Weighted average shares outstanding of Class B common stock, diluted	—	6,468,750	6,468,750
Diluted earnings per share - Class B common stock	$—	$0.12	$0.12
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

1
2

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

1
3

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

1
4

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

1
5

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

1
6

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

1
7

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

1
8

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

1
9

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

Note 10—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except for the effects of the restatement in Note 2, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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
10-Q/A
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
Going Concern Considerations
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2021, we had approximately $292,000 in its operating bank account, and working capital of approximately $206,000 (not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2021, approximately $2.0 million was drawn on the working capital loan -related party, presented at its fair value of approximately $1.98 million on the accompanying unaudited condensed balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2023. The financial statements
do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Covid-19
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A common stock and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q/A
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures, including consulting with subject matter experts related to the accounting for certain complex features of the Class A common stock and warrants issued by the Company, and the presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to help ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
None.

Item 1A.	Risk Factors.
As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 29, 2021, except as described below. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the staff of the SEC issued a public statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (‘SPACs’)” (the “SEC Staff Statement”). Specifically, the SEC Staff Statement focused on certain settlement terms and provisions related to certain tender offers following a business combination, which terms are similar to those contained in the warrant agreement governing our Warrants. As a result of the SEC Staff Statement, we reevaluated the accounting treatment of our 8,625,000 Public Warrants and 4,783,333 Private Placement Warrants, and determined to classify the Warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our condensed balance sheet as of September 30, 2021 contained in our financial statements included herein are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815, Derivatives and Hedging, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our consolidated financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our securities.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
As described elsewhere in this Quarterly Report on Form 10-Q/A and in our Quarterly Report on Form 10-Q for the period ended September 30, 2021, we have identified a material weakness in our internal control over financial reporting related to the Company’s accounting and reporting of complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
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
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of such material weakness, the change in accounting for the Warrants, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Form 10-Q, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
There is substantial doubt about the Company’s ability to continue as a going concern.
As of September 30, 2021, we had approximately $292,000 in our operating bank account and working capital of approximately $206,000 (not taking into account approximately $147,000 in tax obligations that may be paid using investment income classified in the Trust Account). The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founder Shares and the loan proceeds from the Sponsor of $80,000 under the Note. The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with the Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors, may but are not obligated to provide the Company Working Capital Loans. As of September 30, 2021, approximately $2.0 million was drawn on Working Capital Loans from the Sponsor. While management believes that the Sponsor will provide Working Capital Loans that will provide sufficient liquidity to meet the Company’s working capital needs through the earlier of the consummation of a Business Combination and the time the Company would otherwise be required to liquidate, there is no obligation for the Sponsor to do so and therefore in connection with the Company’s assessment of going concern consideration and in accordance with ASU 2014-14, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern.

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

Dated: February 4, 2022	CRUCIBLE ACQUISITION CORPORATION

	By:	/s/ James M. Lejeal
	Name:	James M. Lejeal
	Title:	Chief Executive Officer

29