Form 10-K
period 2021-12-31
Crucible Acquisition Corp
filed 2022-03-31
CIK 1825497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

To
Commission File
No. 001-39837

Crucible Acquisition Corporation
(Exact name of registrant as specified in its charter)

Delaware	85-3052152
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

645 Walnut St. Boulder, CO 80302	80302
(Address of Principal Executive Offices)	(Zip Code)
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
12b-2
of the Exchange Act):    Yes  ☒    No  ☐
As of June 30, 2021 (the last business day of the Registrant’s most recently completed second fiscal quarter), the Registrant’s securities were not publicly traded. The Registrant’s shares of Class A common stock, par value $0.0001 per share, began trading on The New York Stock Exchange separately from its Units (as defined below) on February 25, 2021. The aggregate market value of the Registrant’s shares of Class A common stock outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, at December 31, 2021 was approximately $252,022,500 (based on the closing sales price of the Registrant’s shares of Class A common stock, par value $0.0001 per share, on December 31, 2021 as reported on The New York Stock Exchange).
As of March 31, 2022, there were 25,875,000 shares of the Registrant’s Class A common stock and 6,468,750 shares of the Registrant’s Class B common stock, par value $0.0001 per share, issued and outstanding.

CRUCIBLE ACQUISITION CORPORATION
FORM
10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY
This Annual Report on Form
10-K
contains statements that are forward-looking and as such are not historical facts. This includes, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations. These statements constitute projections, forecasts and forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “will,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, global hostilities, or a significant outbreak of other infectious diseases);

•	the ability of our directors and officers to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties;

•	our financial performance; and

ii

•	the other risk and uncertainties discussed in “Item 1A. Risk Factors,” elsewhere in this Annual Report on Form 10-K and in our other filings with the Securities and Exchange Commission (the “SEC”).
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
We intend to effectuate our initial Business Combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, our shares, debt or a combination of cash, shares and debt. We have not engaged in, and we will not engage in, any operations until we complete a Business Combination, and we have not generated any operating revenue to date. We will not generate any operating revenues until after completion of our initial Business Combination, at the earliest. Our entire activity since inception through December 31, 2021 related to our formation, the preparation for the Initial Public Offering, and following the closing of the Initial Public Offering, the search for a prospective initial Business Combination. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.
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
Prior to the consummation of our Initial Public Offering: we did not select any Business Combination target and we did not, nor has anyone on our behalf, initiate any substantive discussions, directly or indirectly, with any Business Combination target.
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
Human Capital
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
Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the end of the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation. In July 2021, the SEC charged a SPAC for misleading disclosures, which could have been corrected with more adequate due diligence, and obtained substantial relief against the SPAC and its sponsor. Although we will invest in due diligence efforts and commit management time and resources to such efforts, there can be no assurance that our due diligence will unveil all potential issues with a target business and that we or our sponsor will not become subject to regulatory actions related to such efforts.
We may not be able to complete our initial Business Combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our Public Stockholders may receive only $10.00 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.
Our Sponsor, directors and officers have agreed that we must complete our initial Business Combination within 24 months from the closing of the Initial Public Offering. We may not be able to find a suitable target business and complete our initial Business Combination within such time period. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the
COVID-19 pandemic
continues both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters, global hostilities or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross-border transactions.
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
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the
COVID-19
pandemic and the status of debt and equity markets.
The
COVID-19 pandemic
has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis that has, and in the future could, adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we may consummate a Business Combination could be materially and adversely affected. Furthermore, we may be unable to complete an initial Business Combination if concerns relating to
COVID-19 or
other events restrict travel, limit the ability to have meetings with potential investors, limit the ability to conduct due diligence or limit the ability of a potential target company’s personnel, vendors and services providers to negotiate and consummate a transaction in a timely manner. The extent to which
COVID-19 impacts
our search for an initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of and perceptions to
COVID-19 and
it variants and the actions to contain
COVID-19 or
treat its impact, among others. If the disruptions posed by
COVID-19 or
other matters of global concern continue, our ability to consummate a Business Combination, or the operations of a target business with which we ultimately consummate a Business Combination, may be materially adversely affected.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19 and
other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Finally, the
COVID-19 pandemic
or other events may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.
If we seek stockholder approval of our initial Business Combination, our Sponsor, directors, officers, advisors or any of their respective affiliates may elect to purchase shares or warrants from Public Stockholders or warrants holders, which may influence a vote on a proposed Business Combination and reduce the public “float” of our securities.
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
We are exempt from certain rules promulgated by the SEC related to blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419. Moreover, if the Initial Public Offering were subject to Rule 419, that rule would prohibit the release of any interest earned on funds held in the Trust Account to us unless and until the funds in the Trust Account were released to us in connection with our completion of an initial Business Combination.
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
As the number of special purpose acquisition companies increases, there may be more competition to find an attractive target for an initial Business Combination. This could increase the costs associated with completing our initial Business Combination and may result in our inability to find a suitable target for our initial Business Combination and/or complete our initial Business Combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many companies have entered into Business Combinations with special purpose acquisition companies, and there are still many special purpose acquisition companies seeking targets for their initial Business Combination, as well as many additional special purpose acquisition companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, effort and resources to identify a suitable target for an initial Business Combination and/or complete our initial Business Combination.
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
Of the funds available to us, we could use a portion of the funds to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our initial Business Combination within the required time period, our Public Stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless. See “— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption
amount received by stockholders may be less than $10.00 per share” and other risk factors herein.
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial Business Combination.
Recently, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
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
The proceeds held in the Trust Account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7 under
the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our amended and restated certificate of incorporation, our Public Stockholders are entitled to receive their pro-rata share
of the proceeds held in the Trust Account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption
amount received by Public Stockholders may be less than $10.00 per share. Negative interest rates could also reduce the amount of funds we have available to complete our initial Business Combination.
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
Changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, including as a result of changes in economic, political, social and government policies, and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial Business Combination, and results of operations.
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
Any due diligence in connection with an initial Business Combination may not reveal all relevant considerations or liabilities of a target business, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
The due diligence undertaken with respect to a potential initial Business Combination may not reveal all relevant facts that may be necessary to evaluate such transaction or to formulate a business strategy. Furthermore, the information provided during due diligence may not be adequate or accurate. As part of the due diligence process, we will also make subjective judgments regarding the results of operations, financial condition and prospects of a potential initial Business Combination, and these judgments may be inaccurate.
Due diligence conducted in connection with an initial Business Combination may not result in the initial Business Combination being successful. If the due diligence investigation fails to identify material information regarding an opportunity, or if we consider such material risks to be commercially acceptable relative to the opportunity, and we proceed with an initial Business Combination, our company may subsequently incur substantial impairment charges or other losses. In addition, following an initial Business Combination, we may be subject to significant, previously undisclosed liabilities of the acquired business that were not identified during due diligence and which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us. The underwriters are entitled to receive deferred commissions that will be released from the trust only on a completion of an initial Business Combination. These financial incentives may cause the underwriters to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering.
We may engage the underwriters from our Initial Public Offering or any of their affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay the underwriters or any of their affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial Business Combination. The fact that the underwriters or any of their affiliates’ financial interests are tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial Business Combination.

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
Our amended and restated certificate of incorporation authorizes the issuance of up to 500,000,000 shares of Class A common stock, par value $0.0001 per share, 20,000,000 shares of Class B common stock, par value $0.0001 per share, and 5,000,000 shares of undesignated preferred stock, par value $0.0001 per share. As of December 31, 2021, there were 460,716,667 and 13,531,250 authorized but unissued shares of Class A and Class B common stock, respectively, available for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B common stock. Shares of Class B common stock are convertible into shares of our Class A common stock, initially at a one-for-one ratio
but subject to adjustment as set forth herein. As of December 31, 2021, there were no preferred shares issued and outstanding.
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

•
may significantly dilute the equity interest of public investors, which dilution would increase if the anti-dilution provisions in the Class B common stock resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis
upon conversion of the Class B common stock;

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
The founder shares are identical to the shares of Class A common stock included in the Units except that: (1) prior to our initial Business Combination, only holders of our Class B common stock have the right to vote on the election of directors and holders of a majority of our outstanding shares of Class B common stock may remove a member of our board of directors for any reason; (2) the founder shares are subject to certain transfer restrictions contained in a letter agreement that our initial stockholders, directors and officers have entered into with us; (3) pursuant to such letter agreement, our initial stockholders, directors and officers have agreed to waive: (i) their redemption rights with respect to any founder shares and public shares held by them, as applicable, in connection with the completion of our initial Business Combination; (ii) their redemption rights with respect to any founder shares and Public Shares held by them in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or (B) with respect to any other provision relating to stockholders’ rights or pre-initial Business
Combination activity; and (iii) their rights to liquidating distributions from the Trust Account with respect to any founder shares they hold if we fail to complete our initial Business Combination within 24 months from the closing of the Initial Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if we fail to complete our initial Business Combination within the prescribed time frame); (4) the founder shares will automatically convert into shares of our Class A common stock at the time of our initial Business Combination, or earlier at the option of the holder, on a one-for-one basis,
subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; and (5) the founder shares are entitled to registration rights. If we submit our initial Business Combination to our Public Stockholders for a vote, our initial stockholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their founder shares and any Public Shares held by them purchased during or after the Initial Public Offering in favor of our initial Business Combination. While we do not expect our board of directors to approve any amendment to or waiver of the letter agreement or registration rights agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to or waivers of such agreements in connection with the consummation of our initial Business Combination. Any such amendments or waivers would not require approval from our stockholders, may result in the completion of our initial Business Combination that may not otherwise have been possible, and may have an adverse effect on the value of an investment in our securities.
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

The value of the Founder Shares following completion of our initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our ordinary at such time is substantially less than $10.00 per share.
Our Sponsor has invested in us an aggregate of $7,200,000, comprised of the $25,000 purchase price for the Founder Shares and the $7,175,000 purchase price for the Private Placement Warrants. Assuming a trading price of $10.00 per share upon consummation of our initial Business Combination, the 6,368,750 Founder Shares held by our Sponsor would have an aggregate implied value of $63,687,500. Even if the trading price of our ordinary shares were as low as $1.13 per share, and the Private Placement Warrants were worthless, the value of the Founder Shares held by our Sponsor would be equal to the Sponsor’s initial investment in us. As a result, our Sponsor is likely to be able to make a substantial profit on its investment in us at a time when our public shares have lost significant value and our warrants are worthless. Accordingly, our management team, some of whom own interests in our Sponsor, may be more willing to pursue a business combination with a riskier or less-established target business than would be the case if our Sponsor had paid the same per share price for the Founder Shares as our public shareholders paid for their public shares.
We may be able to complete only one Business Combination with the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.
We may effectuate our initial Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial Business Combination with only a single entity our lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several Business Combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous financial, economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial Business Combination.
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
Our initial stockholders own 20% of our issued and outstanding shares of common stock. In addition, prior to our initial Business Combination, holders of the founder shares will have the right to elect all of our directors and may remove members of ourboard of directors for any reason. Holders of our Public Shares will have no right to vote on the election of directors during such time. These provisions of our amended and restated certificate of incorporation may only be amended by holders of a majority of at least 90% of the issued and outstanding shares of our common stock voting at a stockholder meeting. As a result, you will not have any influence over the election of directors prior to our initial Business Combination.

In addition, as a result of their substantial ownership in our Company, our initial stockholders may exert a substantial influence on other actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation and approval of major corporate transactions. If our initial stockholders purchase any additional shares of Class A common stock in the open market or in privately negotiated transactions, this would increase their influence over these actions. Accordingly, our initial stockholders will exert significant influence over actions requiring a stockholder vote at least until the completion of our initial Business Combination.
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
If we effect our initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future Business Combinations may be effected;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 pandemic;

•
tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls, including devaluations and other exchange rate movements;

•	rates of inflation, price instability and interest rate fluctuations;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters, global hostilities and wars;

•	deterioration of political relations with the United States;

•	obligatory military service by personnel; and

•	government appropriation of assets.
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
Business Combinations with companies in the technology industries entail special considerations and risks. If we are successful in completing a Business Combination with such a target business, we may be subject to, and possibly adversely affected by, the following risks:

•	an inability to compete effectively in a highly competitive environment with many incumbents having substantially greater resources than we do;

•	an inability to manage rapid change, increasing consumer expectations and growth;

•	an inability to build strong brand identity and improve subscriber or customer satisfaction and loyalty;

•	a reliance on proprietary technology to provide services and to manage our operations, and the failure of this technology to operate effectively, or our failure to use such technology effectively;

•	an inability to deal with our subscribers’ or customers’ privacy concerns;

•	an inability to attract and retain subscribers or customers;

•	an inability to license or enforce intellectual property rights on which our business may depend;

•	any significant disruption in our computer systems or those of third parties that we would utilize in our operations;

•	an inability by us, or a refusal by third parties, to license content to us upon acceptable terms;

•	potential liability for negligence, copyright or trademark infringement or other claims based on the nature and content of materials that we may distribute;

•	competition for advertising revenue;

•
competition for the leisure and entertainment time and discretionary spending of subscribers or customers, which may intensify in part due to advances in technology and changes in consumer expectations and behavior;

•
disruption or failure of our networks, systems or technology as a result of computer viruses, “cyber-attacks,” misappropriation of data or other malfeasance, as well as outages, natural disasters, global hostilities, terrorist attacks, accidental releases of information or similar events;

•	an inability to obtain necessary hardware, software and operational support; and

•	reliance on third-party vendors or service providers.
Any of the foregoing could have an adverse impact on our operations following a Business Combination.
Subsequent to our completion of our initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
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

Our letter agreements with our initial shareholders, officers and directors may be amended without shareholder approval.
Our letter agreements with our initial shareholders, officers and directors contains provisions relating to, among other things, restrictions on transfer of our founder shares and private placement warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board of directors to approve any amendment to the letter agreement prior to our initial Business Combination, it may be possible that our board of directors, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreements. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.
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
We cannot assure you that our securities will continue to be listed on the NYSE because we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum number of holders of our securities (generally 300 Public Stockholders). Additionally, in connection with our initial Business Combination, we will be required to demonstrate compliance with the applicable exchange’s initial listing requirements, which are more rigorous than the continued listing requirements, in order to continue to maintain the listing of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time, which may negatively impact our ability to consummate our initial Business Combination.
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

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their public warrants for cash.
If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report have been satisfied, our management will have the option to require any holder that wishes to exercise its Warrant (including any warrants held by our sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his, her or its Warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our Company.
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
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
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
As a result, included on our consolidated balance sheet as of December 31, 2021 contained elsewhere in this Annual Report on Form
10-K
are derivative liabilities related to embedded features contained within the Warrants. Accounting Standards Codification (“ASC”) 815,
 Derivatives and Hedging
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
As a result of such material weakness, the restatement of previously issued financials of the Company, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face the potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among other things, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws, and contractual claims. As of the date of this Annual Report on Form
10-K,
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
Global or regional conditions may adversely affect our business and our ability to find an attractive target business with which to consummate our initial Business Combination.
Adverse changes in global or regional economic conditions periodically occur, including recession or slowing growth, changes, or uncertainty in fiscal, monetary or trade policy, higher interest rates, tighter credit, inflation, lower capital expenditures by businesses, increases in unemployment and lower consumer confidence and spending. Adverse changes in economic conditions can harm global business and adversely affect our ability to find an attractive target business with which to consummate our initial Business Combination. Such adverse changes could result from geopolitical and security issues, such as armed conflict and civil or military unrest, political instability, human rights concerns and terrorist activity, catastrophic events such as natural disasters and public health issues (including the
COVID-19
pandemic), supply chain interruptions, new or revised export, import or doing-business regulations, including trade sanctions and tariffs or other global or regional occurrences.
In particular, in response to Russia’s recent invasion of Ukraine, the United States, the European Union, and several other countries are imposing far-reaching
sanctions and export control restrictions on Russian entities and individuals. This rising conflict and the resulting market volatility could adversely affect global economic, political and market conditions. Additionally, tensions between the United States and China have led to increased tariffs and trade restrictions. The United States has imposed economic sanctions on certain Chinese individuals and entities and restrictions on the export of U.S.-regulated products and technology to certain Chinese technology companies. These and other global and regional conditions may adversely impact our business and our ability to find an attractive target businesses with which to consummate our initial Business Combination.

Item 1.B. Unresolved Staff Comments.
None.
Item 2. Properties.
We currently maintain our executive offices at 645 Walnut St., Boulder, CO 80302. We consider our current office space adequate for our current operations.
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
As of March 31, 2022, there was approximately one holder of record of our Units, approximately one holder of record of our separately traded shares of Class A common stock, and approximately two holders of record of our redeemable warrants.

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
Item 6. [Reserved.].
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
Cautionary Note Regarding Forward-Looking Statements
This Annual Report on
Form 10-K includes
forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in this and our other SEC filings.

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
Liquidity and Going Concern
As of December 31, 2021, we had cash of approximately $165,000 and working capital deficit of approximately $140,000 (not taking into account approximately $197,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the Note (Note 4). We repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of December 31, 2021 and December 31, 2020, there were $2,000,000 and $0 outstanding under Working Capital Loans.
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
Results of Operations
Our entire activity since inception up to December 31, 2021 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the year ended December 31, 2021, we had net income of approximately $7.6 million, which consisted of approximately
$12.2 million non-operating gain
resulting from the change in fair value of derivative warrant liabilities, approximately $49,000 of non-operating gain
resulting from the change in fair value of the working capital loan, and approximately $93,000 of income from investments held in the Trust Account, offset by approximately $3.5 million in general and administrative expenses, $240,000 in general and administrative expenses—related party, approximately $196,000 in franchise tax expense, and approximately $840,000 in offering costs associated with derivative warrant liabilities.
For the period from September 16, 2020 (inception) through December 31, 2020, we had net loss of approximately $2,000, which consisted of approximately $2,000 in general and administrative expenses, and franchise tax expense.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is determined using binomial lattice model. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital
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

Item 8. Financial Statements and Supplementary Data
Index to Financial Statements

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB ID: 100)	F-2
Financial Statements
Balance Sheets as of December 31, 2021 and 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from September 16, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Shareholders’ Deficit for the year ended December 31, 2021 and for the period from September 16, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from September 16, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
Crucible Acquisition Corporation
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Crucible Acquisition Corporation (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and period from September 16, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and period from September 16, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination January 7, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 31, 2022
PCAOB ID Number 100

CRUCIBLE ACQUISITION CORPORATION
BALANCE SHEETS

	December 31,
	2021	2020
Assets:
Current assets:
Cash	$165,087	$17,852
Prepaid expenses	219,558	—

Total current assets	384,645	17,852
Investments held in Trust Account	258,843,444	—
Deferred offering costs	—	275,461

Total Assets	$259,228,089	$293,313

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$436,709	$—
Accrued expenses	87,563	190,049
Franchise tax payable	196,795	581
Notes payable- related party	—	80,000

Total current liabilities	721,067	270,630
Derivative warrant liabilities	9,519,920	—
Working capital loan—related party	1,951,350	—
Deferred underwriting commissions	9,056,250	—

Total Liabilities	21,248,587	270,630

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,875,000 and -0- shares at redemption value of $10.00 per share as of December 31, 2021 and December 31, 2020, respectively	258,750,000	—
Stockholders’ Equity (Deficit):
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of December 31, 2021 and December 31, 2020	647	647
Additional paid-in capital	—	24,353
Accumulated deficit	(20,771,145)	(2,317)

Total stockholders’ equity (deficit)	(20,770,498)	22,683

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Equity (Deficit)	$259,228,089	$293,313

The accompanying notes are an integral part of these financial statements.

CRUCIBLE ACQUISITION CORPORATION
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from September 16, 2020 (Inception) through December 31, 2020
General and administrative expenses	$3,471,034	$1,736
General and administrative expenses- related party	240,000	—
Franchise tax expenses	196,215	581

Loss from operations	(3,907,249)	(2,317)
Other income (expenses):
Change in fair value of derivative warrant liabilities	12,231,330	—
Change in fair value of working capital loan—related party	48,650	—
Offering costs associated with derivative warrant liabilities	(839,670)	—
Income from investments held in Trust Account	93,444	—

Net income (loss)	$7,626,505	$(2,317)

Weighted average shares outstanding of Class A common stock, basic and diluted	25,449,658	—

Basic and diluted net income per share, Class A common stock	$0.24	$(0.00)

Weighted average shares outstanding of Class B common stock, basic	6,454,880	5,625,000

Basic net income (loss) per share, Class B common stock	$0.24	$(0.00)

Weighted average shares outstanding of Class B common stock, diluted	6,468,750	5,625,000

Diluted net income (loss) per share, Class B common stock	$0.24	$(0.00)

The accompanying notes are an integral part of these financial statements.

CRUCIBLE ACQUISITION CORPORATION
STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	For the Year Ended December 31, 2021
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,353)	(28,395,333)	(28,419,686)
Net income	—	—	—	—	—	7,626,505	7,626,505

Balance - December 31, 2021	—	$—	6,468,750	$647	$—	$(20,771,145)	$(20,770,498)

	For the Period from September 16, 2020 (Inception) through December 31, 2020
	Common Stock						Total
	Class A		Class B		Additional Paid-In	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - September 16, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B common stock to Sponsor	—	—	6,468,750	647	24,353	—	25,000
Net loss	—	—	—	—	—	(2,317)	(2,317)

Balance - December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683

The accompanying notes are an integral part of these financial statements.

CRUCIBLE ACQUISITION CORPORATION
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period from September 16, 2020 (Inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$7,626,505	$(2,317)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(93,444)	—
Change in fair value of derivative warrant liabilities	(12,231,330)	—
Change in fair value of working capital loan—related party	(48,650)	—
Offering costs associated with derivative warrant liabilities	839,670	—
Changes in operating assets and liabilities:
Prepaid expenses	(219,558)	—
Accounts payable	436,709	—
Accrued expenses	85,827	1,736
Franchise tax payable	196,214	581

Net cash used in operating activities	(3,408,057)	—

Cash Flows from Investing Activities
Cash deposited in Trust Account	(258,750,000)	—

Net cash used in investing activities	(258,750,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to Sponsor	—	25,000
Proceeds from note payable to related party	—	80,000
Repayment of note payable to related party	(80,000)	—
Proceeds received from initial public offering, gross	258,750,000	—
Proceeds received from private placement	7,175,000	—
Working capital loan—related party	2,000,000	—
Offering costs paid	(5,539,708)	(87,148)

Net cash provided by financing activities	262,305,292	17,852

Net increase in cash	147,235	17,852
Cash - beginning of the period	17,852	—

Cash - end of the period	$165,087	$17,852

Supplemental disclosure of noncash financing activities:
Reversal of accrued offering cost	$188,313	$—
Deferred underwriting commissions in connection with the initial public offering	$9,056,250	$—
Deferred offering costs included in accrued expenses	$—	$188,313
The accompanying notes are an integral part of these financial statements.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
December 31, 2021
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from September 16, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
The Initial Stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims (i) by a third party (except for the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or (ii) a prospective target business with which the Company has entered into a letter of intent, confidentiality or other similar agreement or Business Combination agreement (a “Target”), reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per Public Share due to reductions in the value of the trust assets, less taxes payable; provided, that such liability will not apply to any claims by a third party or Target that executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $165,000 in its operating bank account and a working capital deficit of approximately $140,000 (not taking into account approximately $197,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $1.95 million on the accompanying balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth
companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with (i) another public company that is not an emerging growth company or (ii) an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2021 or 2020.

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income on investments held in the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities were expensed as incurred and presented as non-operating expenses
in the statements of operations. Offering costs associated with the Class A common stock issued were charged against the carrying value of the Class A common stock subject to possible redemption upon the completion of the Initial Public Offering including exercise of over-allotment option. The Company classifies deferred underwriting commissions as non-current liabilities
as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets. There were no Class A shares issued or outstanding as of December 31, 2020.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A common stock subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

The Company has considered the effect of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For the Year Ended December 31, 2021
	Class A	Class B
Basic net income per common stock:
Numerator:
Allocation of net income	$6,083,521	$1,542,984
Denominator:
Basic weighted average common stock outstanding	25,449,658	6,450,138

Basic net income per common stock	$0.24	$0.24

	For the Year Ended December 31, 2021
	Class A	Class B
Diluted net income per common stock:
Numerator:
Allocation of net income	$6,080,878	$1,545,627
Denominator:
Diluted weighted average common stock outstanding	25,449,658	6,468,750

Diluted net income per common stock	$0.24	$0.24

	For the Period from September 16, 2020 (Inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per common stock:
Numerator:
Allocation of net loss	$—	$(2,317)
Denominator:
Basic and diluted weighted average common stock outstanding	—	5,625,000

Basic and diluted net loss per common stock	$—	$(0.00)

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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.
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

The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $1.95 million on the accompanying balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provides, commencing on the effective date of the prospectus for the Initial Public Offering and through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agrees to pay the Sponsor a total of $20,000 per month for administrative and support services. The Company’s officers or directors will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial Business Combination. For the year ended December 31, 2021, the Company incurred expenses of $240,000 under this agreement, respectively. As of December 31, 2021 and December 31, 2020, the Company had no accrued amounts for services in connection with such agreement on the accompanying balance sheets.
Note 5—Commitments & Contingencies
Risks and Uncertainties
Management continues to evaluate the impact of
the COVID-19 pandemic
on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of December 31, 2021, there were 25,875,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet. There were no shares of Class A common stock issued or outstanding as of December 31, 2020.
The Class A common stock subject to possible redemption reflected on the balance sheet is reconciled on the following table:

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
Preferred Stock
— Voting and other rights and preferences may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— As of December 31, 2021, there were 25,875,000 shares of Class A common stock issued and outstanding. As of September 30, 2021, there were 25,750,000 Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6). As of December 31, 2020, there was no Class A common stock issued or outstanding.
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
Note 8—Warrants
As of December 31, 2021, the Company had 8,625,000 Public Warrants and 4,783,333 Private Placement Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Bills	$258,843,444	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$6,123,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,396,170	$—
Working capital loan - related party	$—	$—	$1,951,350
As of December 31, 2020, there are no assets or liabilities that are measured at fair value on a recurring basis.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no other transfers to/from Levels 1, 2, and 3 during the year ended December 31, 2021.
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

The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	21,751,250
Transfer of Public Warrants to Level 1	(14,576,250)
Transfer of Private Placement Warrants to Level 2	(6,696,670)
Change in fair value of derivative warrant liabilities	(478,330)

Derivative warrant liabilities at December 31, 2021	$—

The change in the fair value of the working capital loan – related party, measured using Level 3 inputs, for the year ended December 31, 2021 is summarized as follows:

Fair value at January 1, 2021	$—
Initial fair value of working capital loan - related party	2,000,000
Change in fair value of working capital loan - related party	(48,650)

Working capital loan - related party at December 31, 2021	$1,951,350

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

December 31, 2021
Exercise price	$1.50
Volatility	67.3%
Term	0.62
Risk-free rate	0.24%
Note 10 — Income Taxes
The Company’s taxable income primarily consists of interest income on the Trust Account, offset by franchise taxes. The Company’s general and administrative expenses are generally considered start-up
costs and are not currently deductible. There was no income tax expense for the year ended December 31, 2021 and for the period from September 16, 2020 (inception) through December 31, 2020.
The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2021	For the Period from September 16, 2020 (Inception) through December 31, 2020

Current
Federal	$(11,487)	$(122)
State	—	—
Deferred
Federal	(779,317)	(365)
State	—	—
Valuation allowance	780,805	487

Income tax provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up/Organization costs	$779,682	$365
Net operating loss carryforwards	11,487	122

Total deferred tax assets	791,169	487
Valuation allowance	(791,169)	(487)

Deferred tax asset, net of allowance	$—	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2021 and 2020, the valuation allowance was $780,805 and $487, respectively.
There were no unrecognized tax benefits as of December 31, 2021 or 2020. No amounts were accrued for the payment of interest and penalties at December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
Change in fair value of derivative warrant liabilities	(33.7)%	0.0%
Transaction costs allocated to derivative warrant liabilities	2.3%	0.0%
Change in valuation allowance	10.4%	(21.0)%

Income Tax Expense	0.0%	0.0%

Note 11—Subsequent Events
The Company has evaluated subsequent events and transactions that occurred up to the date the condensed financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9.A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of January 7, 2021 and its interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the warrant liability, Class A ordinary shares and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.
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
Management’s Report on Internal Controls over Financial Reporting
As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2021.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.
This Annual Report on Form
10-K
does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2021 covered by this Yearly Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except for the below.
The Chief Executive Officer and Chief Financial Officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
Item 9.B. Other Information.
None.
Item 9.C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.

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
Brad Feld
 has been the Chairman of our board of directors since September 2020. Mr. Feld is a founding partner at Foundry Group. Mr. Feld has been a board member of, advisor to and investor in well-known technology companies including Fitbit, Inc. (which since consummated an initial public offering), Zynga Inc. (Nasdaq: ZNGA) (which since consummated an initial public offering), SendGrid, Inc. (formerly NYSE: SEND) (which since consummated an initial public offering and then acquired by Twilio Inc. (NYSE: TWLO)), Rally Software Development Corp (formerly NYSE: RALY) (which since consummated an initial public offering and was then acquired by CA, Inc. (formerly Nasdaq: CA)), Raindance Communications (formerly Nasdaq: RNDC) (which since consummated an initial public offering and was then acquired by West Corporation) Avid Technologies (Nasdaq: AVID) (which since consummated an initial public offering) and A Place for Rover (Nasdaq: ROVR) (which since became public through a merger with a SPAC). Currently, Mr. Feld serves on the board of Formlabs Inc. Mr. Feld is a co-founder of
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
and the Kaiser Foundation Health Plan of Washington Regional Board. Since 2016, Ms. Porfido has been an advisor to Guild Education, Inc. and, from 2018 to December 2020, was an advisor to the private equity group at the Public Sector Pension Investment Board. Since March 2020, Ms. Porfido has also been serving on the board of the nonprofit Girl Rising where she serves as chair. In 2015, Ms. Porfido served on the board of Rally Software Development Corp (formerly NYSE: RALY), serving on the audit, compensation and nominating and corporate governance committees, until its acquisition by CA, Inc. (formerly Nasdaq: CA). Previously, Ms. Porfido served on the management team of Level 3 Communications, Inc. (formerly NYSE: LVLT) (now CenturyLink as part of Lumen Technologies, Inc. (NYSE: LUMN)). Before that, Ms. Porfido was Chief of Staff and General Counsel to Colorado Governor Roy Romer. Ms. Porfido was previously a practicing attorney at the law firms of Brownstein Hyatt Farber Schreck LLP in Denver, Colorado and Skadden, Arps, Slate, Meagher & Flom LLP in Washington, D.C. Ms. Porfido holds a Bachelor of Arts in political science from the University of Delaware and a Juris Doctorate from George Washington University Law School. We believe Ms. Porfido’s qualifications to serve on our board of directors include her diverse board experience, including on public companies and as the chair of certain committees.
Sara Baack
has been a director of the Company since January 2021. Ms. Baack was most recently the Chief Product Officer of Equinix, Inc. (Nasdaq: EQIX) (“Equinix”) since 2019 to 2022 responsible for defining, developing and delivering Equinix’s portfolio of products and services. She joined Equinix in 2012 and served until 2019 as Chief Marketing Officer, responsible for the company’s overall global brand development, market strategy, product and service portfolio, industry analysis, communications, solutions marketing and integrated demand generation. Prior to Equinix, Ms. Baack joined the company from Level 3 Communications, Inc. (formerly NYSE: LVLT) where she served in a variety of senior management positions, most recently as Senior Vice President of Voice Services. Ms. Baack also previously worked at PaineWebber Incorporated as Vice President of Principal Transactions. Ms. Baack has been a member of the board of directors of Splunk Inc. (Nasdaq: SPLK) since 2017. Ms. Baack holds a Bachelor of Arts in history and management from Rice University and a Master of Business Administration from Harvard Business School. We believe Ms. Baack’s qualifications to serve on our board of directors include her experience in senior management positions of technology oriented public companies.
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

The conflicts described above may not be resolved in our favor.

III-6

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

III-7

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

III-8

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
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information available to us at March 31, 2022 with respect to our common stock held by:

•	each person known by us to be the beneficial owner of more than 5% of a class our outstanding shares of common stock;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as these are not exercisable within 60 days of March 31, 2022.

	Common Stock (1)
Name and Address of Beneficial Owner (2)	Beneficially Owned	Percentage of Issued and Outstanding Common Stock
Saba Capital Management, L.P. (3)	1,343,964	4.2%
Empyrean Capital Overseas Master Fund, Ltd. (4)	1,350,400	4.2%
Foundry Crucible (Our Sponsor) (5)	6,368,750	19.7%
James M. Lejeal (5)	—	—
Brad Feld (5)	—	—
Jason M. Lynch	—	—
Margaret E. Porfido	25,000	*
Sara Baack	25,000	*
Jewel Burks	25,000	*
All directors and officers as a group (six individuals)	6,443,750	19.9%

*	Less than one percent.
(1)
Includes 25,875,000 shares of Class A common stock and 6,468,750 shares of Class B common stock, which will convert into Class A common stock on a one-for-one
basis, subject to adjustment, as described in the section entitled “Description of Securities” in our prospectus filed with the SEC pursuant to Rule 424(b)(4) (File Nos.
333-251495
and
333-251891).

(2)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Crucible Acquisition Corporation, 645 Walnut St., Boulder, CO 80302.
(3)
According to a Schedule 13G filed with the SEC on December 30, 2021, each of Saba Capital Management, L.P., Saba Capital Management GP, LLC and Mr. Boaz R. Weinstein may be deemed to beneficially own the 1,343,964 shares of Class A common stock reported herein.

III-9

(4)
According to a Schedule 13G filed with the SEC on January 25, 2021, Empyrean Capital Overseas Master Fund, Ltd. (“ECOMF”) is the record holder of the 1,350,400 shares of Class A common stock reported herein. Empyrean Capital Partners, LP (“ECP”) serves as investment manager to ECOMF. Mr. Amos Meron serves as the managing member of Empyrean Capital, LLC, the general partner of ECP. As a result of the foregoing, each of ECOMF, ECP and Mr. Meron may be deemed to beneficially own the 1,350,400 shares of Class A common stock reported herein.

(5)
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

III-10

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
The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $1.95 million on the accompanying balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provides, commencing on the effective date of the prospectus for the Initial Public Offering and through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agrees to pay the Sponsor a total of $20,000 per month for administrative and support services. The Company’s officers or directors will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing

III-11

due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket expenses
incurred in connection with identifying and consummating an initial Business Combination. For the year ended December 31, 2021, the Company incurred expenses of $240,000 under this agreement, respectively. As of December 31, 2021 and December 31, 2020, the Company had no accrued amounts for services in connection with such agreement on the accompanying balance sheets.
Item 14. Principal Accounting Fees and Services.
The firm of WithumSmith+Brown, PC, or Withum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Withum for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Withum in connection with regulatory filings. The aggregate fees billed by WithumSmith+Brown, PC for audit fees, inclusive of required filings with the SEC for the period from September 16, 2020 (inception) to December 31, 2021 and of services rendered in connection with our initial public offering, totaled approximately $290,000.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the period from September 16, 2020 (inception) to December 31, 2021, WithumSmith+Brown, PC did not render other such audit-related services.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. The aggregate fees billed by WithumSmith+Brown, PC for tax fess for the period from September 16, 2020 (inception) to December 31, 2021 and of services rendered in connection with our initial public offering, totaled approximately $8,000.
All Other Fees
. All other fees consist of fees billed for all other services. During the period from September 16, 2020 (inception) to December 31, 2021, no other services were rendered by WithumSmith+Brown, PC.
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

III-12

PART IV.
Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this Annual Report: Financial Statements: See “Item 8. Index to Financial Statements and Supplementary Data” herein.

(b)	Exhibits: The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Annual Report.

No.	Description of Exhibit

3.1 (1)	Amended and Restated Certificate of Incorporation of the Company.

4.1 (1)	Warrant Agreement, dated January 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1 (1)	Letter Agreement, dated January 4, 2021, between the Company and each of the Sponsor, the Company’s officers and directors and certain other security holders.

10.2 (1)	Investment Management Trust Agreement, dated January 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3 (1)	Registration Rights Agreement, dated January 4, 2021, between the Company and each of the Sponsor and certain other security holders.

10.4 (1)	Support Services Agreement, dated January 4, 2021, between the Company and the Sponsor.

10.5 (1)	Sponsor Warrants Purchase Agreement, dated January 4, 2021, between the Company and the Sponsor.

10.6 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and James M. Lejeal.

10.7 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and Brad Feld.

10.8 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and Jason M. Lynch.

10.9 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and Sara Baack.

10.10 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and Margaret E. Porfido.

10.11 (1)	Indemnity Agreement, dated January 4, 2021, between the Company and Jewel M. Burks.

31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL And contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith.
(1)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on January 7, 2021.
Item 16. Form
10-K
Summary.
None.

IV-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRUCIBLE ACQUISITION CORPORATION

Date: March 31, 2022	/s/ James M. Lejeal
By: James M. Lejeal
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James M. Lejeal
Name:	James M. Lejeal
Title:	Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)
Date:	March 31, 2022

/s/ Brad Feld
Name:	Brad Feld
Title:	Chairman of the Board of Directors
Date:	March 31, 2022

/s/ Jason M. Lynch
Name:	Jason M. Lynch
Title:	Chief Administrative Officer
Date:	March 31, 2022

/s/ Margaret E. Porfido
Name:	Margaret E. Porfido
Title:	Director
Date:	March 31, 2022

/s/ Sara Baack
Name:	Sara Baack
Title:	Director
Date:	March 31, 2022

/s/ Jewel M. Burks
Name:	Jewel M. Burks
Title:	Director
Date:	March 31, 2022