Form 10-Q
period 2022-03-31
Crucible Acquisition Corp
filed 2022-05-13
CIK 1825497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March, 31 2022
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
12
(b) of the Act:

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May
12
, 2022, 25,875,000 shares of Class A common stock, par value $0.0001 per share, and 6,468,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CRUCIBLE ACQUISITION CORPORATION
March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
CRUCIBLE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$250,197	$165,087
Prepaid expenses	165,183	219,558

Total current assets	415,380	384,645
Investments held in Trust Account	258,840,817	258,843,444

Total Assets	$259,256,197	$259,228,089

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$431,917	$436,709
Accrued expenses	89,552	87,563
Franchise tax payable	50,000	196,795

Total current liabilities	571,469	721,067
Derivative warrant liabilities	4,692,920	9,519,920
Working capital loan - related party	2,600,000	1,951,350
Deferred underwriting commissions	9,056,250	9,056,250

Total Liabilities	16,920,639	21,248,587

Commitments and Contingencies
Class A common stock subject to possible redemption, $ 0.0001 par value; 25,875,000 shares at redemption value of $10.00 per share as of March 31, 2022 and December 31, 2021	258,750,000	258,750,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(16,415,089)	(20,771,145)

Total stockholders’ deficit	(16,414,442)	(20,770,498)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$259,256,197	$259,228,089

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$308,596	$287,638
General and administrative expenses- related party	60,000	60,000
Franchise tax expenses	51,071	47,173

Loss from operations	(419,667)	(394,811)
Other income (expenses):
Change in fair value of derivative warrant liabilities	4,827,000	3,065,830
Change in fair value of working capital loan - related party	(48,650)	—
Offering costs associated with derivative warrant liabilities	—	(839,670)
Income (loss) from investments held in Trust Account	(2,627)	41,729

Net income before income taxes	4,356,056	1,873,078
Income tax expense	—	—

Net income before income taxes	$4,356,056	$1,873,078

Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	24,150,000

Basic and diluted net income per share, Class A common stock	$0.13	$0.06

Weighted average shares outstanding of Class B common stock, basic	6,468,750	6,412,500

Basic net income per share, Class B common stock	$0.13	$0.06

Weighted average shares outstanding of Class B common stock, diluted	6,468,750	6,468,750

Diluted net income per share, Class B common stock	$0.13	$0.06

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For The Three Months Ended March 31, 2022

	Common Stock					Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	6,468,750	$647	$—	$(20,771,145)	$(20,770,498)
Net income	—	—	—	—	—	4,356,056	4,356,056

Balance - March 31, 2022 (unaudited)	—	$—	6,468,750	$647	$—	$(16,415,089)	$(16,414,442)

For The Three Months Ended March 31, 2021

	Common Stock					Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,353)	(28,395,333)	(28,419,686)
Net inc o me	—	—	—	—	—	1,873,078	1,873,078

Balance - March 31, 2021 (unaudited)	—	$—	6,468,750	$647	$—	$(26,524,572)	$(26,523,925)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,356,056	$1,873,078
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	2,627	(41,729)
Change in fair value of derivative warrant liabilities	(4,827,000)	(3,065,830)
Change in fair value of working capital loan - related party	48,650	—
Offering costs associated with derivative warrant liabilities	—	839,670
Changes in operating assets and liabilities:
Prepaid expenses	54,374	(402,633)
Accounts payable	(4,792)	12,118
Accrued expenses	1,990	154,514
Franchise tax payable	(146,795)	47,173

Net cash used in operating activities	(514,890)	(583,639)

Cash Flows from Investing Activities
Cash deposited in Trust Account	—	(258,750,000)

Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(80,000)
Proceeds received from initial public offering, gross	—	258,750,000
Proceeds received from private placement	—	7,175,000
Working capital loan - related party	600,000	—
Offering costs paid	—	(5,464,708)

Net cash provided by financing activities	600,000	260,380,292

Net increase in cash	85,110	1,046,653
Cash - beginning of the period	165,087	17,852

Cash - end of the period	$250,197	$1,064,505

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$75,000
Reversal of accrued expenses	$—	$188,313
Deferred underwriting commissions in connection with the initial public offering	$—	$9,056,250
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 16, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $250,000 in its operating bank account and a working capital deficit of approximately $106,000 (not taking into account approximately $50,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of March 31, 2022, approximately $2.6 million was drawn on the working capital loan - related party, presented at its fair value of approximately $2.6 million on the accompanying unaudited condensed balance sheets.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date. Over this time period, the Company will be using the funds outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three ended March 31, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2022 or December 31, 2021.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the balance sheets, except for the derivative warrant liabilities and working capital loan - related party (see Note 9).
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.
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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share of common stock:

	For The Three Months Ended March 31, 2022
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$3,484,845	$871,212
Denominator:
Basic and diluted weighted average common stock outstanding	25,875,000	6,468,750

Basic and diluted net income per common stock	$0.13	$0.13

	For The Three Months Ended March 31, 2021
	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - Basic	$1,480,076	$393,002
Allocation of net income - Diluted	$1,477,357	$395,721
Denominator:
Basic weighted average common stock outstanding	24,150,000	6,412,500
Diluted weighted average common stock outstanding	24,150,000	6,468,750

Basic net income per common stock	$0.06	$0.06

Diluted net income per common stock	$0.06	$0.06

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s financial statements.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of March 31, 2022, approximately $2.6 million was drawn on the working capital loan - related party, presented at its fair value of approximately $2.6 million on the accompanying unaudited condensed balance sheets. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan - related party, presented at its fair value of approximately $1.95 million on the accompanying condensed balance sheets.
Administrative Services Agreement
The Company entered into an agreement that provides, commencing on the effective date of the prospectus for the Initial Public Offering and through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agrees to pay the Sponsor a total of $20,000 per month for administrative and support services. The Company’s officers or directors will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial Business Combination. For the three months ended March 31, 2022 and 2021, the Company incurred $60,000 and $240,000 under this agreement, respectively. As of March 31, 2022 and December 31, 2021, the Company had no accrued amounts for services in connection with such agreement on the accompanying condensed balance sheets.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder of the Company’s Class A common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Preferred Stock
- Voting and other rights and preferences may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
— As of March 31, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock issued and outstanding. As of March 31, 2022, there were 25,750,000 Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Common Stock
— The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding (see Note 4).
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
8-Warrants
As of March 31, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 4,783,333 Private Placement Warrants outstanding.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9—Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual fund	$258,840,817	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$3,018,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$1,674,170	$—
Working capital loan - related party	$—	$—	$2,600,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual fund	$258,843,444	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,123,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,396,170	$—
Working capital loan - related party	$—	$—	$1,951,350
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the three months ended March 31, 2022.
Level 1 assets include an investment in a mutual fund that invest solely in U.S. government securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
For the three months ended March 31, 2022, there were no derivative warr
a
nt liabilities measured using Level 3 inputs.
The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative warrant liabilities at December 31, 2020	$—
Issuance of Public and Private Warrants	21,751,250
Transfer of Public Warrants to Level 1	(14,576,250)
Change in fair value of derivative warrant liabilities	(478,330)

Derivative warrant liabilities at March 31, 2021	$6,696,670

For the three months ended March 31, 2021, there were no working capital loan for related party measured using Level 3 inputs.
The change in the fair value of the working capital loan – related party (see Note 4), measured using Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Fair value at December 31, 2021	$1,951,350
Fair value of subsequent drawdown of working capital loan - related party	600,000
Change in fair value of working capital loan - related party	48,650

Working capital loan - related party at March 31, 202 2	$2,600,000

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
Liquidity and Going Concern
As of March 31, 2022, we had cash of approximately $250,000 and working capital deficit of approximately $106,000 (not taking into account approximately $50,000 in tax obligations that may be paid using investment income classified in the Trust Account).
Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the Note (Note 4). We repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of March 31, 2022 and December 31, 2021, there were $2,600,000 and $2,000,000 outstanding under Working Capital Loans.
In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity needs, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after January 7, 2023. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
Results of Operations
Our entire activity since inception up to March 31, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.
For the three months ended March 31, 2022, we had net income of approximately $4.4 million, which consisted of approximately a $4.8 million non-operating
gain resulting from the change in fair value of derivative warrant liabilities, a $48,000 non-operating
gain resulting from the change in fair value of the working capital loan, partially offset by approximately $23,000 of loss from investments held in the Trust Account, approximately $309,000 in general and administrative expenses, $60,000 in general and administrative expenses-related party, and approximately $51,000 in franchise tax expense.

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of March 31, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of March 31, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices.. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Working Capital Loans – Related Party
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

The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of March 31, 2022, approximately $2.6 million was drawn on the working capital loan - related party, presented at its fair value of approximately $2.6 million on the accompanying unaudited condensed balance sheets. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan - related party, presented at its fair value of approximately $1.95 million on the accompanying condensed balance sheets.
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.
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
Net Income (Loss) Per Share of Common Stock
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per common share is calculated by dividing the net income (loss) by the weighted average shares of common stock outstanding for the respective period.
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three months ended March 31, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial statements for the quarters ended March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of Class A common stock and warrants, and related accounts and disclosures, and the presentation of earnings per share that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted accounting principles in the United States of America.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below.
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
II-OTHER
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

Dated: May 13, 2022	CRUCIBLE ACQUISITION CORPORATION

	By:	/s/ James M. Lejeal
	Name:	James M. Lejeal
	Title:	Chief Executive Officer