Form 10-Q
period 2022-09-30
Crucible Acquisition Corp
filed 2022-11-09
CIK 1825497

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
9
, 2022, 25,875,000 shares of Class A common stock, par value $0.0001 per share, and 6,468,750 shares of Class B common stock, par value $0.0001 per share, were issued and outstanding.

CRUCIBLE ACQUISITION CORPORATION

September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
CRUCIBLE ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
Assets:	(Unaudited)
Current assets:
Cash	$260,478	$165,087
Prepaid expenses	94,350	219,558

Total current assets	354,828	384,645
Investments held in Trust Account	260,551,856	258,843,444

Total Assets	$260,906,684	$259,228,089

Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$307,340	$436,709
Accrued expenses	20,900	87,563
Income tax payable	312,474	—
Franchise tax payable	—	196,795

Total current liabilities	640,714	721,067
Derivative warrant liabilities	—	9,519,920
Working capital loan - related party	3,170,000	1,951,350
Deferred underwriting commissions	9,056,250	9,056,250

Total Liabilities	12,866,964	21,248,587

Commitments and Contingencies
Class A common stock subject to possible redemption, $0.0001 par value; 25,875,000 shares at redemption value of $10.04 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	259,776,847	258,750,000

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A common stock, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding as of September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 6,468,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	647	647
Additional paid-in capital	—	—
Accumulated deficit	(11,737,774)	(20,771,145)

Total stockholders’ deficit	(11,737,127)	(20,770,498)

Total Liabilities, Class A Common Stock Subject to Possible Redemption and Stockholders’ Deficit	$260,906,684	$259,228,089

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$85,743	$294,196	$415,750	$3,185,150
General and administrative expenses - related party	105,500	60,000	225,500	180,000
Franchise tax expenses	64,669	49,864	165,740	146,352

Loss from operations	(255,912)	(404,060)	(806,990)	(3,511,502)
Other income (expenses):
Change in fair value of derivative warrant liabilities	1,340,830	3,012,570	9,519,920	10,550,990
Change in fair value of working capital loan - related party	—	25,990	(48,650)	25,990
Offering costs associated with derivative warrant liabilities	—	—	—	(839,670)
Income from investments held in Trust Account	1,273,899	23,327	1,708,412	73,060

Net income before income tax expense	2,358,817	2,657,827	10,372,692	6,298,868
Income tax expense	(264,155)	—	(312,474)	—

Net income	$2,094,662	$2,657,827	$10,060,218	$6,298,868

Weighted average shares outstanding of Class A common stock, basic and diluted	25,875,000	25,875,000	25,875,000	25,306,319

Basic and diluted net income per share, Class A common stock	$0.06	$0.08	$0.31	$0.20

Weighted average shares outstanding of Class B common stock, basic	6,468,750	6,468,750	6,468,750	6,450,206

Basic net income per share, Class B common stock	$0.06	$0.08	$0.31	$0.20

Weighted average shares outstanding of Class B common stock, diluted	6,468,750	6,468,750	6,468,750	6,468,750

Diluted net income per share, Class B common stock	$0.06	$0.08	$0.31	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Three and Nine Months Ended September 30, 2022

	Common Stock					Accumulated Deficit	Total Stockholders’ Deficit
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance — December 31, 2021	—	$—	6,468,750	$647	$—	$(20,771,145)	$(20,770,498)
Net income	—	—	—	—	—	4,356,056	4,356,056

Balance — March 31, 2022 (unaudited)	—	—	6,468,750	647	—	(16,415,089)	(16,414,442)
Net income	—	—	—	—	—	3,609,500	3,609,500
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(81,773)	(81,773)

Balance — June 30, 2022 (unaudited)	—	—	6,468,750	647	—	(12,887,362)	(12,886,715)
Net income	—	—	—	—	—	2,094,662	2,094,662
Increase in redemption value of Class A common stock subject to possible redemption	—	—	—	—	—	(945,074)	(945,074)

Balance — September 30, 2022 (unaudited)	—	$—	6,468,750	$647	$—	$(11,737,774)	$(11,737,127)

For the Three and Nine Months Ended September 30, 2021

	Common Stock					Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Class A		Class B		Additional Paid-In Capital
	Shares	Amount	Shares	Amount
Balance — December 31, 2020	—	$—	6,468,750	$647	$24,353	$(2,317)	$22,683
Accretion of Class A common stock subject to possible redemption	—	—	—	—	(24,353)	(28,395,333)	(28,419,686)
Net income	—	—	—	—	—	1,873,078	1,873,078

Balance — March 31, 2021 (unaudited)	—	—	6,468,750	647	—	(26,524,572)	(26,523,925)
Net income	—	—	—	—	—	1,767,963	1,767,963

Balance — June 30, 2021 (unaudited)	—	—	6,468,750	647	—	(24,756,609)	(24,755,962)
Net inc o me	—	—	—	—	—	2,657,827	2,657,827

Balance — September 30, 2021 (unaudited)	—	$—	6,468,750	$647	$—	$(22,098,782)	$(22,098,135)

The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$10,060,218	$6,298,868
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(1,708,412)	(73,061)
Change in fair value of derivative warrant liabilities	(9,519,920)	(10,550,990)
Change in fair value of working capital loan — related party	48,650	(25,990)
Offering costs associated with derivative warrant liabilities	—	839,670
Changes in operating assets and liabilities:
Prepaid expenses	125,208	(276,433)
Accounts payable	(129,369)	51,954
Accrued expenses	(66,663)	233,766
Income tax payable	312,474	—
Franchise tax payable	(196,795)	146,352

Net cash used in operating activities	(1,074,609)	(3,355,864)

Cash Flows from Investing Activities :
Cash deposited in Trust Account	—	(258,750,000)

Net cash used in investing activities	—	(258,750,000)

Cash Flows from Financing Activities:
Repayment of note payable to related party	—	(80,000)
Proceeds received from initial public offering, gross	—	258,750,000
Proceeds received from private placement	—	7,175,000
Working capital loan - related party	1,170,000	2,000,000
Offering costs paid	—	(5,464,708)

Net cash provided by financing activities	1,170,000	262,380,292

Net change in cash	95,391	274,428
Cash - beginning of the period	165,087	17,852

Cash - end of the period	$260,478	$292,280

Supplemental disclosure of noncash financing activities:
Offering costs included in accrued expenses	$—	$75,000
Reversal of accrued expenses	$—	$188,313
Deferred underwriting commissions in connection with the initial public offering	$—	$9,056,250
The accompanying notes are an integral part of these unaudited condensed financial statements.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022
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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 16, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) described below and subsequent to the Initial Public Offering, the search for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income from the proceeds derived from the Initial Public Offering.
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
under the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
The Company will provide the public stockholders (the “Public Stockholders”) of the public shares (the “Public Shares”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then held in the Trust Account (initially anticipated to be $10.00 per Public Share). The per share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters. These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

(“FASB”) Accounting Standards Codification (“ASC”) Topic 480
,
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $260,000 in its operating bank account and a working capital of approximately $27,000 (not taking into account approximately $312,000 in tax obligations that may be paid using investment income classified in the Trust Account).
The Company’s liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the note (the “Note”). The Company repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2022, approximately $3.2 million was drawn on the working capital loan - related party, presented at its fair value of approximately $3.2 million on the accompanying unaudited condensed balance sheets.
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
On September 23, 2022, the Company filed a preliminary proxy statement (the “Preliminary Proxy Statement”) with the SEC in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) to amend the date by which the Company must cease its operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), and redeem all of the shares of Class A common stock, par value $0.0001 per share, of the Company, included as part of the units sold in the Company’s initial public offering that was completed on January 7, 2021, from January 7, 2023 (the “Original Termination Date”) to an earlier date in 2022 (the “Amended Termination Date”). See Preliminary Proxy Statement filed with the SEC for further details.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 8 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2022 or December 31, 2021.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equals or approximates the carrying amounts represented in the condensed balance sheets, except for the derivative warrant liabilities and working capital loan - related party (see Note 9).
Fair Value Measurement
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.
The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Class A Common Stock Subject to Possible Redemption
The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 20
21, 25,875,000
shares of Class A common stock subject to possible redemption are presented at redemption value as temporary equity, outside of the stockholders’ deficit section of the Company’s condensed balance sheets.
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
The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

The Company has considered the effect of the shares of Class B common stock that were excluded from weighted average number as they were contingent on the exercise of over-allotment option by the underwriters. Since the contingency was satisfied, the Company included these shares in the weighted average number as of the beginning of the interim period to determine the dilutive impact of these shares.
The following tables present a reconciliation of the numerator and denominator used to compute basic and diluted net income per share of common stock:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income	$1,675,730	$418,932	$2,126,262	$531,565
Denominator:
Basic and diluted weighted average common stock outstanding	25,875,000	6,468,750	25,875,000	6,468,750

Basic and diluted net income per common stock	$0.06	$0.06	$0.08	$0.08

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per common stock:
Numerator:
Allocation of net income - b asic	$8,048,174	$2,012,044	$5,019,477	$1,279,391
Allocation of net income - d iluted	$8,048,174	$2,012,044	$5,016,548	$1,282,320
Denominator:
Basic weighted average common stock outstanding	25,875,000	6,468,750	25,306,319	6,450,206
Diluted weighted average common stock outstanding	25,875,000	6,468,750	25,306,319	6,468,750

Basic net income per common stock	$0.31	$0.31	$0.20	$0.20

Diluted net income per common stock	$0.31	$0.31	$0.20	$0.20

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2022 and December 31, 2021, the Company had a full valuation allowance against the deferred tax assets.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company has been subject to income tax examinations by major taxing authorities since inception.
Recent Accounting Pronouncements
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820, “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
The Initial Stockholders agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination; and (B) subsequent to the initial Business Combination (x) if the last reported sale price of the shares of Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any
20-trading
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
SEPTEMBER 30, 2022

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
The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of September 30, 2022, approximately $3.2 million was drawn on the working capital loan - related party, presented at its fair value of approximately $3.2 million on the accompanying unaudited condensed balance sheets. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan - related party, presented at its fair value of approximately $1.95 million on the accompanying condensed balance sheets.
Administrative Services Agreement
The Company entered into an agreement that provides, commencing on the effective date of the prospectus for the Initial Public Offering and through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company agrees to pay the Sponsor a total of $20,000 per month for administrative and support services. The Company’s officers or directors will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on the Company’s behalf, such as identifying potential target businesses and performing due diligence on suitable Business Combinations. The Company’s audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or the Company’s or their affiliates. Any such payments prior to an initial Business Combination will be made using funds held outside the Trust Account. Other than quarterly audit committee review of such payments, the Company does not expect to have any additional controls in place governing the reimbursement payments to the Company’s directors and officers for their out-of-pocket
expenses incurred in connection with identifying and consummating an initial Business Combination. For the three months ended September 30, 2022 and 2021, the Company incurred $60,000 and $60,000 under this agreement,

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

respectively. For the nine months ended September 30, 2022 and 2021, the Company incurred $180,000 and $180,000 under this agreement, respectively. As of September 30, 2022 and December 31, 2021, the Company had no accrued amounts for services in connection with such agreement on the accompanying condensed balance sheets.
Note 5—Commitments and Contingencies
Registration Rights
The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any (and any shares of Class A common stock issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans and upon conversion of the Founder Shares), are entitled to registration rights pursuant to a registration rights agreement signed upon the consummation of the Initial Public Offering. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these condensed financial statements. The specific impact on the Company’s condensed financial condition, results of operations, and cash flows is also not determinable as of the date of these condensed financial statements.
On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.
Note 6—Class A Common Stock Subject to Possible Redemption
The Company’s Class A common stock feature
s
certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holder
s
of the Company’s Class A common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet
s
.
The Class A common stock subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds from Initial Public Offering	$258,750,000
Less:
Fair value of Public Warrants at issuance	(14,576,250)
Offering costs allocated to Class A common stock subject to possible redemption	(13,843,436)
Plus:
Accretion on Class A common stock subject to possible redemption amount	28,419,686

Class A common stock subject to possible redemption at December 31, 2021	258,750,000
Increase in redemption value of Class A common stock subject to possible redemption	1,026,847

Class A common stock subject to possible redemption at September 30, 2022	$259,776,847

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
Preferred Stock

- Voting and other rights and preferences may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.
Class
 A Common Stock
- As of September 30, 2022 and December 31, 2021, there were 25,875,000 shares of Class A common stock issued and outstanding, which were all subject to possible redemption and have been classified as temporary equity (see Note 6).
Class
 B Common Stock
- The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,468,750 shares of Class B common stock issued and outstanding (see Note 4).

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 8—Warrants
As of September 30, 2022 and December 31, 2021, the Company had 8,625,000 Public Warrants and 4,783,333 Private Placement Warrants outstanding.
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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
Note 9—Fair Value Measurements
The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value:

September 30, 2022

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual fund	$260,551,856	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$—	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$—
Working capital loan - related party	$—	$—	$3,170,000

December 31, 2021

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - Mutual fund	$258,843,444	$—	$—

Liabilities:
Derivative warrant liabilities - Public warrants	$6,123,750	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$3,396,170	$—
Working capital loan - related party	$—	$—	$1,951,350
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of Public Warrants was transferred from a Level 3 measurement to a Level 1 measurement when the Public Warrants were separately listed and traded in an active market in February 2021. The estimated fair value of the Private Warrants was transferred from a Level 3 measurement to a Level 2 fair value measurement in April 2021, as the transfer of Private Placement Warrants to anyone who is not a permitted transferee would result in the Private Placement Warrants having substantially the same terms as the Public Warrants, the Company determined that the fair value of each Private Placement Warrant is equivalent to that of each Public Warrant. There were no transfers to/from Levels 1, 2, and 3 during the nine months ended September 30, 2022.

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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
For the three months ended September 30, 2022 and 2021, the Company recognized a gain on the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $1.3 million and $3.0 million, respectively
,
presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain on the unaudited condensed statements of operations resulting from a decrease in the fair value of liabilities of approximately $9.5 million and $10.6 million, respectively
,
presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.
For the nine months ended September 30, 2022, there were no derivative warrant liabilities measured using Level 3 inputs. The change in the fair value of the derivative warrant liabilities, measured using Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants	21,751,250
Transfer of Public Warrants to Level 1	(14,576,250)
Change in fair value of derivative warrant liabilities	(478,330)

Derivative warrant liabilities at March 31, 2021	$6,696,670
Transfer of Private Placement Warrants to Level 2	(6,696,670)

Derivative warrant liabilities at June 30, 2021	$—
Derivative warrant liabilities at September 30, 2021	$—

For the nine months ended September 30, 2021, there were no working capital loans for related party measured using Level 3 inputs. The change in the fair value of the working capital loan - related party (see Note 4), measured using Level 3 inputs, for the nine months ended September 30, 2022 is summarized as follows:

Fair value at December 31, 2021	$1,951,350
Fair value of subsequent drawdown of working capital loan - related party	600,000
Change in fair value of working capital loan - related party	48,650

Working capital loan - related party at March 31, 2022	2,600,000
Fair value of subsequent drawdown of working capital loan - related party	570,000
Change in fair value of working capital loan - related party	—

Working capital loan - related party at June 30, 2022	3,170,000
Change in fair value of working capital loan - related party	—

Working capital loan - related party at September 30, 2022	$3,170,000

CRUCIBLE ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, we had cash of approximately $260,000 and working capital of approximately $27,000 (not taking into account approximately $312,000 in tax obligations that may be paid using investment income classified in the Trust Account).

Our liquidity needs through the consummation of the Initial Public Offering were satisfied through a payment of $25,000 from the Sponsor to purchase Founders Shares, and the loan proceeds from the Sponsor of $80,000 under the Note (Note 4). We repaid the Note in full on January 7, 2021. Subsequent to the consummation of the Initial Public Offering, our liquidity needs have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were $3,170,000 and $2,000,000 outstanding under Working Capital Loans, respectively.

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

On September 23, 2022, the Company filed a preliminary proxy statement (the “Preliminary Proxy Statement”) with the SEC in connection with a stockholder vote to amend the Company’s Amended and Restated Certificate of Incorporation (the “Amendment”) to amend the date by which the Company must cease its operations except for the purpose of winding up if it fails to complete a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”), and redeem all of the shares of Class A common stock, par value $0.0001 per share, of the Company, included as part of the units sold in the Company’s initial public offering that was completed on January 7, 2021, from January 7, 2023 (the “Original Termination Date”) to an earlier date in 2022 (the “Amended Termination Date”). See Preliminary Proxy Statement filed with the SEC for further details.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. Any share redemption or other share repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Results of Operations

Our entire activity since inception up to September 30, 2022 was in preparation for our formation and the Initial Public Offering, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination at the earliest.

For the three months ended September 30, 2022, we had net income of approximately $2.1 million, which consisted of approximately a $1.3 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $1.3 million gain from investments held in the Trust Account partially offset by, approximately $264,000 in income tax expenses, approximately $86,000 in general and administrative expenses, $106,000 in general and administrative expenses-related party, and approximately $65,000 in franchise tax expense.

For the three months ended September 30, 2021, we had net income of approximately $2.7 million, which consisted of approximately a $3.0 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, a $26,000 non-operating gain resulting from the change in fair value of the working capital loan, and approximately $23,000 of income from investments held in the Trust Account, offset by approximately $294,000 in general and administrative expenses, $60,000 in general and administrative expenses-related party, and approximately $50,000 in franchise tax expense.

For the nine months ended September 30, 2022, we had net income of approximately $10.1 million, which consisted of approximately a $9.5 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, approximately $1.7 million gain from investments held in the Trust Account partially offset by, approximately $312,000 in income tax expenses, approximately $416,000 in general and administrative expenses, $226,000 in general and administrative expenses-related party, and approximately $166,000 in franchise tax expense.

For the nine months ended September 30, 2021, we had net income of approximately $6.3 million, which consisted of approximately a $10.6 million non-operating gain resulting from the change in fair value of derivative warrant liabilities, a $26,000 non-operating gain resulting from the change in fair value of the working capital loan, and approximately $73,000 of income from investments held in the Trust Account, offset by approximately $3.2 million in general and administrative expenses, $180,000 in general and administrative expenses-related party, approximately $146,000 in franchise tax expense, and approximately $840,000 in offering costs associated with derivative warrant liabilities.

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

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the carrying value of the instruments to fair value at each reporting period until they are exercised. The initial fair value of the Public Warrants issued in connection with the Initial Public Offering and the fair value of the Private Placement Warrants have been estimated using a binomial lattice model in a risk-neutral framework. The fair value of the Public Warrants as of September 30, 2022 and December 31, 2021 is based on observable listed prices for such warrants. The fair value of the Private Placement Warrants as of September 30, 2022 and December 31, 2021 is the same as the Public Warrants, which are based on observable listed prices. The determination of the fair value of the warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans - Related Party

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

The Company has elected the fair value option to account for its working capital loan - related party with its Sponsor as defined above. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan - related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability. As of September 30, 2022, approximately $3.2 million was drawn on the working capital loan - related party, presented at its fair value of approximately $3.2 million on the accompanying unaudited condensed balance sheets. As of December 31, 2021, approximately $2.0 million was drawn on the working capital loan - related party, presented at its fair value of approximately $1.95 million on the accompanying condensed balance sheets.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A common stock subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 25,875,000 shares of Class A common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) does not consider the effect of the warrants underlying the Units sold in the Initial Public Offering (including the consummation of the Over-allotment) and the private placement warrants to purchase an aggregate of 13,408,333 shares of Class A common stock in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

4.1(1)	Warrant Agreement, dated January 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as warrant agent.

10.1(1)	Letter Agreement, dated January 4, 2021, between the Company and each of the Sponsor, the Company’s officers and directors and certain other security holders.

10.2(1)	Investment Management Trust Agreement, dated January 4, 2021, between the Company and Continental Stock Transfer & Trust Company, as trustee.

10.3(1)	Registration Rights Agreement, dated January 4, 2021, between the Company and each of the Sponsor and certain other security holders.

Exhibit Number	Description

10.4(1)	Support Services Agreement, dated January 4, 2021, between the Company and the Sponsor.

10.5(1)	Sponsor Warrants Purchase Agreement, dated January 4, 2021, between the Company and the Sponsor.

10.6(1)	Indemnity Agreement, dated January 4, 2021, between the Company and James M. Lejeal.

10.7(1)	Indemnity Agreement, dated January 4, 2021, between the Company and Brad Feld.

10.8(1)	Indemnity Agreement, dated January 4, 2021, between the Company and Jason M. Lynch.

10.9(1)	Indemnity Agreement, dated January 4, 2021, between the Company and Sara Baack.

10.10(1)	Indemnity Agreement, dated January 4, 2021, between the Company and Margaret E. Porfido.

10.11(1)	Indemnity Agreement, dated January 4, 2021, between the Company and Jewel M. Burks.

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

Dated: November 9, 2022	CRUCIBLE ACQUISITION CORPORATION

	By:	/s/ James M. Lejeal
	Name:	James M. Lejeal
	Title:	Chief Executive Officer